Form 10-K
period 2003-12-31
CHASE CREDIT CARD OWNER TRUST 2002-2
filed 2004-03-30
CIK 1169909

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

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

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the last 90 days: YES    X      NO
                                                                ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                 ---

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

         The registrant is a trust that has issued notes.

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

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $87,630,851.00. There were no Investor Charge-offs for the same period. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $498,868,199.00, or 1.37% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $378,768,146.00, or 1.04% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $750,570,394.00, or 2.06% of all Receivables, were delinquent 90 days or more.

         The aggregate amount of interest distributions made to the Noteholders for the year ended December 31, 2003 was $19,262,728. No principal distributions were made to the Noteholders.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Bank is the beneficial owner of the Trust and the assets of the Trust are represented by the series certificate registered in the name of the Trust. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                      No. of Holders
         -----                      --------------
         A                          19
         B                          4
         C                          13

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

---------------------------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust     Name & Address of Participant                            Original Note     % Class
Series 2002-2                                                                          Principal Balance

---------------------------------------------------------------------------------------------------------------------
Class A                           The Bank of New York                                  $    447,834,000      38.08%
                                  One Wall Street
                                  New York, NY  10286
---------------------------------------------------------------------------------------------------------------------
                                  The Northern Trust Company                            $    249,245,000      21.19%
                                  801 S. Canal C-IN
                                  Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Company                  $     198,060,000      16.84%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                  $     164,015,000      13.95%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------
Class B                           The Bank of New York                                 $      51,000,000      52.04%
                                  One Wall Street
                                  New York, NY  10286
---------------------------------------------------------------------------------------------------------------------
                                  Mellon Trust of New England, NA                       $     29,000,000      29.59%
                                  525 William Penn Place, Suite 3148
                                  Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------------
                                  Barclays Global Investors N.A/                       $      14,000,000      14.29%
                                  Investors Bank & Trust
                                  980 9th Street, 6th Floor
                                  Sacramento, CA  95814
---------------------------------------------------------------------------------------------------------------------
Class C                           Citibank, N.A.                                        $     30,966,000      24.58%
                                  3800 Citibank Center B3-15
                                  Tampa, FL  33610
---------------------------------------------------------------------------------------------------------------------
                                  Mellon Trust of New England, NA                      $      19,480,000      15.46%
                                  525 William Penn Place, Suite 3148
                                  Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Company                  $      18,430,000      14.63%
                                  1776 Heritage Dr.
                                  Global Corporate Action Unit JAB 5NW
                                  No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank/                                 $      16,000,000      12.70%
                                  Correspondence Clearing Services 2
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Parkway
                                  Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                  Brown Brothers Harriman & Co.                        $      10,406,000       8.26%
                                  63 Wall Street, 8th Fl.
                                  New York, NY  10005
---------------------------------------------------------------------------------------------------------------------
                                  Bear Stearns Securities Corp.                         $      9,700,000       7.70%
                                  One Metrotech Center North
                                  Brooklyn, NY  11201-3862
---------------------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                                   $      7,304,000       5.80%
                                  Proxy/Class Actions/Bankruptcy
                                  14201 Dallas Pkwy
                                  Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------


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

                  99.1                 Annual Servicer's Certificate pursuant to
                                       Section 3.05 of the Agreement.

                  99.2                 Management Report on Internal Controls.

                  99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                  99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



                  (b) Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2003:


                  Exhibit Number:      Description:
                  ---------------      ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3 Management Report on Internal Controls of the Master Trust.

                  99.4 Management Report on Internal Controls of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2004


                           Chase Credit Card Owner Trust 2002-2

                           by: Chase Manhattan Bank USA, National Association, as Administrator


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

                                INDEX TO EXHIBITS

                  Exhibit Number:      Description:
                  ---------------      ------------

                  99.1 Annual Servicer's Certificate of the Master Trust pursuant to Section 3.05 of the Agreement.

                  99.2 Annual Certification of the Administrator for the Owner Trust.

                  99.3 Management Report on Internal Controls of the Master Trust.

                  99.4 Management Report on Internal Controls of the Owner Trust.

                  99.5 Annual Independent Accountants Report of the Master Trust pursuant to Section 3.06 of the Agreement.

                  99.6 Annual Independent Accountants Report of the Owner Trust.

                  99.7 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.